Form 10-Q
period 1996-09-30
SCRIPPS HOWARD INC
filed 1996-11-01
CIK 880937

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1996


                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
  For the transition period from ________________ to ________________

                    Commission File Number 33-43989

                         SCRIPPS HOWARD, INC.
           (name to be changed to The E.W. Scripps Company)
        (Exact name of registrant as specified in its charter)
             Ohio                                      31-1223339
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

      312 Walnut Street
       Cincinnati, Ohio                                  45201
(Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code:  (513) 977-3000

                               Not Applicable
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                        No              X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of
October 31, 1996 the registrant had outstanding 375 Class A Common Shares and 375 Common Voting Shares, all of which are owned by The E.W. Scripps Company.

         INDEX TO THE SCRIPPS HOWARD, INC. ("NEW SCRIPPS")

     REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996



Item No.                                                     Page

                    PART I - FINANCIAL INFORMATION

  1       Financial Statements                                3

  2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations              3


                      PART II - OTHER INFORMATION

  1       Legal Proceedings                                   3

  2       Changes in Securities                               3

  3       Defaults Upon Senior Securities                     3

  4       Submission of Matters to a Vote of Security Holders 4

  5       Other Information                                   4

  6       Exhibits and Reports on Form 8-K                    4

                                PART I



ITEM 1.  FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.




                               PART II


ITEM 1.  LEGAL PROCEEDINGS

New Scripps is involved in litigation arising in the ordinary course of business, such as defamation actions. In addition New Scripps is involved from time to time in various governmental and administrative proceedings relating to, among other things, renewal of broadcast licenses. The costs to defend or settle such litigation and other proceedings are not expected to have a material adverse effect on New Scripps' financial condition or results of operations.



ITEM 2.  CHANGES IN SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter for which this report is filed.



ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                               Exhibits

The information required by this item is filed as part of this Form 10-
Q.  See Index to Exhibits at page E-1 of this Form 10-Q.



                          Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.





                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCRIPPS HOWARD, INC.



Dated:         November 1, 1996     BY:/s/ D. J. Castellini
                                    D. J. Castellini
                                    Senior Vice President,
                                    Finance & Administration

                 SCRIPPS HOWARD, INC. ("NEW SCRIPPS")


                    Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Cash Flows                          F-5
Consolidated Statements of Stockholders' Equity                F-6
Notes to Consolidated Financial Statements                     F-7
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         F-12

CONSOLIDATED BALANCE SHEETS
( in thousands )                                                                                   As of
                                                                             September 30,      December 31,    September 30,
                                                                                1996               1995              1995
                                                                             ( Unaudited )                      ( Unaudited )
ASSETS
Current Assets:
     Cash and cash equivalents                                             $       16,334    $        30,021    $      14,579
     Short-term investments                                                                           25,013           38,000
     Accounts and notes receivable (less
         allowances -$3,642, $3,447, $4,022)                                      150,578            166,867          142,555
     Program rights and production costs                                           70,805             52,402           46,199
     Refundable income taxes                                                       17,019              7,828           23,255
     Inventories                                                                    9,932             11,459           16,476
     Deferred income taxes                                                         21,545             21,694           18,350
     Miscellaneous                                                                 20,856             18,961           20,796
     Total current assets                                                         307,069            334,245          320,210

Net Assets of Discontinued Operations                                             354,951            305,838          305,760

Investments                                                                        54,494             53,186           52,108

Property, Plant, and Equipment                                                    433,076            425,959          424,493

Goodwill and Other Intangible Assets                                              591,746            495,773          500,704

Other Assets:
     Program rights and production costs (less current portion)                    27,622             26,829           55,577
     Miscellaneous                                                                 21,386             13,722            9,551
     Total other assets                                                            49,008             40,551           65,128

TOTAL ASSETS                                                               $    1,790,344    $     1,655,552    $   1,668,403

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                As of
                                                                               September 30,    December 31,    September 30,
                                                                                 1996               1995              1995
                                                                              ( Unaudited )                     ( Unaudited )

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                      $      112,540    $        78,698    $      47,043
    Accounts payable                                                               76,132             78,538           80,868
    Customer deposits and unearned revenue                                         33,298             21,307           20,847
    Accrued liabilities:
        Employee compensation and benefits                                         32,855             32,901           29,924
        Artist and author royalties                                                10,209              6,843            9,277
        Interest                                                                    3,510              2,169            2,297
        Income taxes                                                                1,220                634            2,345
        Lawsuits and related settlements                                            4,387              8,803           11,042
        Miscellaneous                                                              24,748             36,226           28,575
    Total current liabilities                                                     298,899            266,119          232,218

Deferred Income Taxes                                                              71,868             82,229           78,806

Long-Term Debt (less current portion)                                              31,804              2,177           63,461

Other Long-Term Obligations and Minority Interests                                106,153            113,601          132,871

Commitments and Contingencies (Note 5)

Stockholders' Equity:
   Preferred stock, $.01 par - authorized:  25,000,000 shares; none outstanding
   Common stock, $.01 par:
       Class A - authorized:  120,000,000 shares;  issued and
         outstanding: 61,036,512; 60,085,408; and 59,671,242 shares                   610                601              600
       Voting - authorized:  30,000,000 shares; issued and
         outstanding:  19,470,382; 19,978,373; and 19,990,833 shares                  195                200              200
    Total                                                                             805                801              800
    Additional paid-in capital                                                    268,865            254,063          252,655
    Retained earnings                                                             992,373            916,602          886,515
    Unrealized gains on securities available for sale                              22,733             20,720           21,997
    Unvested restricted stock awards                                              (3,841)            (1,573)          (1,823)
    Foreign currency translation adjustment                                           685                813              903
    Total stockholders' equity                                                  1,281,620          1,191,426        1,161,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    1,790,344    $     1,655,552    $   1,668,403

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( in thousands, except per share data )                                Three months ended                Nine months ended
                                                                          September 30,                    September 30,
                                                                       1996           1995              1996             1995

Operating Revenues:
    Advertising                                               $     119,117    $     112,668        $  353,865       $  337,234
    Circulation                                                      31,793           30,757            97,459           93,242
    Other newspaper revenue                                          12,793           12,488            38,204           38,156
    Total newspapers                                                163,703          155,913           489,528          468,632
    Broadcast television                                             74,325           67,663           230,250          211,711
    Entertainment                                                    27,455           21,155            77,274           68,964
    Total operating revenues                                        265,483          244,731           797,052          749,307

Operating Expenses:
    Employee compensation and benefits                               90,078           84,699           266,294          252,564
    Newsprint and ink                                                29,402           32,008            96,732           88,260
    Program, production and copyright costs                          17,756           15,448            50,824           47,980
    Other operating expenses                                         65,746           62,094           194,332          185,742
    Depreciation                                                     12,518           12,090            36,697           34,477
    Amortization of intangible assets                                 4,738            5,050            15,029           15,155
    Total operating expenses                                        220,238          211,389           659,908          624,178

Operating Income                                                     45,245           33,342           137,144          125,129

Other Credits (Charges):
    Interest expense                                                (2,713)          (2,441)           (6,350)          (8,623)
    Miscellaneous, net                                                  291            1,427               614            2,603
    Net other credits (charges)                                     (2,422)          (1,014)           (5,736)          (6,020)

Income from Continuing Operations
    Before Taxes and Minority Interests                              42,823           32,328           131,408          119,109
Provision for Income Taxes                                           18,331           14,187            56,603           52,285

Income from Continuing Operations
    Before Minority Interests                                        24,492           18,141            74,805           66,824
Minority Interests                                                      841              784             2,326            2,587

Income From Continuing Operations                                    23,651           17,357            72,479           64,237
Income From Discontinued Operations                                  12,268           10,277            34,645           28,650


Net Income                                                       $   35,919       $   27,634        $  107,124       $   92,887





Per Share of Common Stock:
    Income from continuing operations                                  $.29             $.22              $.90             $.80

    Net income                                                         $.45             $.35             $1.33            $1.16

    Dividends declared                                                 $.13             $.13              $.39             $.37


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
( in thousands )                                                                                         Nine months ended
                                                                                                           September 30,
                                                                                                        1996             1995

Cash Flows from Operating Activities:
Income from continuing operations                                                                   $   72,479       $   64,237
Adjustments to reconcile income from continuing operations
      to net cash flows from continuing operating activities:
      Depreciation and amortization                                                                     51,726           49,632
      Deferred income taxes                                                                             11,680            4,462
      Minority interests in income of subsidiary companies                                               2,326            2,587
      Settlement of 1985 - 1987 federal income tax audits                                                              (45,000)
      Other changes in certain working capital accounts, net                                           (5,479)         (26,099)
      Miscellaneous, net                                                                              (19,210)            7,997
Net cash provided by continuing operating activities                                                   113,522           57,816

Discontinued cable operations:
      Income                                                                                            34,645           28,650
      Adjustment to derive cash flows from operating activities                                         35,129           53,928
      Net cash provided                                                                                 69,774           82,578

Net operating activities                                                                               183,296          140,394

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                           (41,921)         (40,792)
Purchase of subsidiary companies and investments                                                      (25,923)          (6,270)
Change in short-term investments, net                                                                   25,013         (38,000)
Sale of subsidiary companies and other investments                                                      12,113            2,729
Miscellaneous, net                                                                                       4,313            1,621
Net cash provided by (used in) investing activities of continuing operations                          (26,405)         (80,712)
Net cash provided by (used in) investing activities of
   discontinued cable operations                                                                     (108,075)         (29,028)
Net investing activities                                                                             (134,480)        (109,740)

Cash Flows from Financing Activities:
Increases in long-term debt                                                                             12,500
Payments on long-term debt                                                                            (49,031)             (38)
Dividends paid                                                                                        (31,353)         (29,576)
Dividends paid to minority interests                                                                   (1,255)          (1,274)
Miscellaneous, net                                                                                       7,261              704
Net cash provided by (used in) financing activities of continuing operations                          (61,878)         (30,184)
Net cash provided by (used in) financing activities of
discontinued cable operations                                                                            (625)          (2,500)
Net financing activities                                                                              (62,503)         (32,684)

Increase (Decrease) in Cash and Cash Equivalents                                                      (13,687)          (2,030)

Cash and Cash Equivalents:
Beginning of year                                                                                       30,021           16,609

End of period                                                                                       $   16,334       $   14,579


Supplemental Cash Flow Disclosures:
   Interest paid, excluding amounts capitalized                                                     $    5,009       $    8,325
   Income taxes paid                                                                                    50,313           51,422
   Notes issued in acquisition of Vero Beach daily newspaper                                           100,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ( UNAUDITED )
( in thousands, except share data )
                                                                                         Unrealized
                                                                                          Gains on       Unvested       Foreign
                                                           Additional                    Securities     Restricted     Currency
                                                Common      Paid-in        Retained      Available        Stock       Translation
                                                 Stock      Capital        Earnings       for Sale        Awards      Adjustment

Balances at December 31, 1994                 $    799   $   248,098    $   823,204    $    12,518    $   (2,036)   $         885

Net income                                                                   92,887
Dividends:  declared and
    paid - $.37 per share                                                 (29,576)
Conversion of 184,000 Voting common shares
    to 184,000 Class A common shares
Class A Common shares issued pursuant to
    compensation plans, net:
    191,750 shares issued,
    1,250 shares forfeited,
    and 16,762 shares repurchased                    1         3,950                                        (538)
Tax benefits of compensation plans                               607
Amortization of restricted stock awards                                                                       751
Foreign currency translation adjustment                                                                                        18
Increase in unrealized gains on
     securities available for sale, net
     of deferred income taxes of $5,104                                                      9,479

Balances at September 30, 1995                $    800   $   252,655    $   886,515 $       21,997    $   (1,823)   $         903

Balances at December 31, 1995                 $    801   $   254,063    $   916,602 $       20,720    $   (1,573)   $         813

Net income                                                                  107,124
Dividends:  declared and
     paid - $.39 per share                                                 (31,353)
Conversion of 507,991 Common Voting shares
    to 507,991 Class A Common shares
Class A Common shares issued pursuant to
    compensation plans, net:
    447,600 shares issued,
    and 4,487 shares repurchased                     4        12,862                                      (5,598)
Tax benefits of compensation plans                             1,940
Amortization of restricted stock awards                                                                     3,330
Foreign currency translation adjustment                                                                                     (128)
Increase in unrealized gains on
     securities available for sale, net
     of deferred income taxes of $1,084                                                      2,013

Balances at September 30, 1996                $    805   $   268,865    $   992,373 $       22,733    $   (3,841)   $         685

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )
____________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Scripps Howard, Inc. ("SHI") was formed on
December 31, 1987 and is a wholly-owned subsidiary of The E.W.
Scripps Company ("Scripps"). SHI is a direct or indirect parent of all of Scripps' operations.

On October 28, 1995, Scripps and Comcast Corporation ("Comcast") reached an agreement pursuant to which Scripps will contribute all of its non-cable television assets to SHI and SHI's cable television system subsidiaries ("Scripps Cable") will be transferred to and held directly by Scripps. Scripps Cable will be acquired by Comcast through a tax-free merger (the "Merger") of Scripps into Comcast. The remaining SHI business will continue as "New Scripps", which will be distributed in a tax-free "spin-off" to Scripps shareholders (the "Spin-Off") prior to the Merger and thereafter renamed The E.W. Scripps Company. The Merger and Spin-off are collectively referred to as the "Transactions."

In connection with the Transactions, New Scripps has been recapitalized to include Common Voting Shares and Class A Common Shares and the Articles of Incorporation of New Scripps have been further amended to provide for substantially the same shareholder voting rights and other terms as the Scripps Certificate of Incorporation currently provides for. Prior to the Spin-Off New Scripps will issue to Scripps: (i) a number of New Scripps Common Voting Shares equal to the number of shares of Scripps Common Voting Stock then outstanding and (ii) a number of New Scripps Class A Common Shares equal to the number of shares of Scripps Class A Common Stock then outstanding. These shares will be distributed to Scripps' shareholders in the Spin-Off.

The closing date of the Transactions is expected to occur prior to the end of 1996, subject to certain conditions and rights, including termination and "top-up" rights described fully in the Joint Proxy Statement - Prospectus included in Comcast's registration statement on Form S-4 filed with the Securities and Exchange Commission and declared effective on September 30, 1996. The accompanying financial statements and the notes thereto have been prepared assuming consummation of the Transactions.

Scripps' historical basis in its assets and liabilities has been carried over to New Scripps. The Transactions will be recorded as a reverse-spin transaction, and accordingly New Scripps' results of operations for periods prior to the consummation of the Transactions are identical to the historical results previously reported by Scripps. Because Scripps Cable represents an entire business segment that will be divested, its results are reported as "discontinued operations" for all periods presented. See Note 4. Results of the remaining business segments, including results for divested operating units within these segments through their dates of sale, are reported as "continuing operations."

Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information disclosed in the notes to consolidated financial statements included in New Scripps' Registration on Form 10 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 1995 included in these financial statements has been derived from the audited consolidated financial statements included in that registration statement. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. The weighted average common shares outstanding were as follows:


( in thousands )                                                       Three months ended                 Nine months ended
                                                                         September 30,                      September 30,
                                                                     1996             1995              1996             1995

Weighted average shares outstanding                                  80,473           80,010            80,328           79,930



2.  ACQUISITIONS AND DIVESTITURES

A.  Acquisitions

1996 - In May the Company purchased the Vero Beach, Florida, Press-
Journal.

1995 - There were no acquisitions in 1995.

The following table presents additional information about the acquisitions:


          ( in thousands )                                                                       Nine months ended
                                                                                                  September 30,
                                                                                                     1996

          Goodwill and other intangible assets acquired                                          $   110,967
          Other assets acquired                                                                       10,900

          Total                                                                                      121,867
          Liabilities assumed                                                                        (1,794)
          6.17% note issued to seller, due in 1997                                                 (100,000)

          Cash paid                                                                              $    20,073


The acquisition has been accounted for as a purchase and accordingly the purchase price has been allocated to assets and liabilities based on fair values at the date of acquisition. The allocation was based on estimates and is subject to adjustment.

The acquired operation has been included in the Consolidated Statements of Income from the acquisition date. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of New Scripps and the Press-Journal assuming the acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation based on the fair market value of the property, plant, and equipment, and amortization of intangible assets resulting from the acquisition. The unaudited pro forma results of operations are not necessarily indicative of the results which actually would have occurred had the acquisition been completed at the beginning of the respective periods.


          ( in thousands )                                           Three months ended                   Nine months ended
                                                                       September 30,                        September 30,
                                                                 1996                  1995          1996                    1995

         Operating revenues                                 $  265,483     $         247,864     $   803,007              $  760,093
         Income from continuing operations                      23,651                16,100          68,863                  61,168
         Net income                                             35,919                26,377         103,508                  89,818

         Per share of common stock:
               Income from continuing operations                   $.29                 $.20            $.86                    $.77
               Net income                                          $.45                 $.33           $1.29                   $1.12


B.  Divestitures

1996 - New Scripps sold its equity interest in The Television Food Network, a cable programming network. No material gain or loss was realized as proceeds approximated the net book value of the net assets sold.

1995 - New Scripps sold its Watsonville, California, daily newspaper. No material gain or loss was realized as proceeds approximated the net book value of the net assets sold.


3.  LONG-TERM DEBT

Long-term debt consisted of the following:


( in thousands )                                                                                   As of
                                                                            September 30,       December 31,    September 30,
                                                                                    1996               1995              1995

6.17% note, due in 1997                                                    $      100,000
7.375% notes, due in 1998                                                          29,658    $        31,658    $      61,272
Variable Rate Credit Facilities                                                    12,500
9.0% notes, due in 1996                                                                               47,000           47,000
Other notes                                                                         2,186              2,217            2,232

Total long-term debt                                                              144,344             80,875          110,504
Current portion of long-term debt                                                 112,540             78,698           47,043

Long-term debt (less current portion)                                      $       31,804    $         2,177    $      63,461


New Scripps has a Competitive Advance/Revolving Credit Agreement and other variable rate credit facilities ("Variable Rate Credit Facilities") which expire through September 1997 and permit maximum borrowings up to $50,000,000. Maximum borrowings under the facilities are changed as New Scripps' anticipated needs change and are not indicative of New Scripps' short-term borrowing capacity. The credit facilities may be extended upon mutual agreement.

Certain long-term debt agreements contain maintenance requirements on net worth and coverage of interest expense and restrictions on dividends and incurrence of additional indebtedness. New Scripps is in compliance with all debt covenants.

4.  DISCONTINUED CABLE TELEVISION OPERATIONS

Summarized operating results for the discontinued cable television operations are as follows:


( in thousands )                                                      Three months ended                  Nine months ended
                                                                         September 30,                       September 30,
                                                                     1996             1995              1996             1995


Operating revenues                                               $   77,976       $   71,110        $  231,408       $  207,855

Income before income taxes                                           20,340           16,874            57,438           46,188
Income taxes                                                        (8,072)          (6,597)          (22,793)         (17,538)

Income from discontinued cable operations                        $   12,268       $   10,277        $   34,645       $   28,650


  In the third quarter of 1995 Scripps Cable accrued an additional $1,400,000 based upon a reassessment of the ultimate costs of certain lawsuits (see Note 5). The accrual reduced income from discontinued operations $900,000. Also in the third quarter of 1995 Scripps sold its Barbourville, Ky. cable television system, realizing a pre-tax gain of $1,500,000, $900,000 after tax.

Summarized balance sheet data for the discontinued cable television operations are as follows:


( in thousands )                                                                                   As of
                                                                            September 30,       December 31,    September 30,
                                                                                 1996               1995              1995

Property, plant, and equipment                                             $      318,698    $       294,557    $     288,411
Goodwill and other intangible assets                                              136,464             93,496           95,275
Other assets                                                                       29,710             26,014           29,324
Deferred income tax liabilities                                                  (98,975)           (76,210)         (77,166)
Other liabilities                                                                (30,946)           (32,019)         (30,084)
Net assets of discontinued cable television operations                     $      354,951    $       305,838    $     305,760


The major components of cash flow for discontinued operations are as follows:


( in thousands )                                                                                         Nine months ended
                                                                                                           September 30,
                                                                                                       1996             1995

Income from discontinued operations                                                                $   34,645       $   28,650
Depreciation and amortization                                                                          40,810           41,005
Other, net                                                                                            (5,681)           12,923

Net cash provided by discontinued cable operating activities                                       $   69,774       $   82,578

Capital expenditures                                                                               $ (46,901)       $ (30,119)
Acquisition of cable television systems (primarily equipment
  and intangible assets)                                                                             (62,099)            (259)
Other, net                                                                                                925            1,350

Net cash used in investing activities of discontinued cable operations                             $(108,075)       $ (29,028)


In January 1996 Scripps Cable acquired cable television systems adjacent to its Knoxville and Chattanooga systems (the "Mid-Tenn. Purchase") for $62,500,000, including assumed liabilities. The acquired cable television systems are included in the results of discontinued operations from the acquisition date.


5.  COMMITMENTS AND CONTINGENCIES

In 1994 New Scripps accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of lawsuits filed by certain former employees and independent contractors of a divested operating unit. The lawsuits allege that the employees were due severance pay and that certain contractual obligations were unfulfilled, respectively. In April 1996 New Scripps agreed to settle the severance pay lawsuits. The settlement did not result in an additional charge. Management believes the possibility of incurring a loss greater than the amount accrued for the independent contractor lawsuits is remote.

In 1994 Scripps Cable accrued an estimate of the ultimate costs, including attorneys' fees and settlements, of certain lawsuits against the Sacramento cable television system related primarily to employment issues and to the timing and amount of late-payment fees assessed to subscribers. In the third quarter of 1995 Scripps Cable accrued an additional $1,400,000 based upon a reassessment of the probable cost of these and additional employment related lawsuits. In May 1996 Scripps Cable agreed to settle the late-payment fee lawsuits. The settlement did not result in an additional charge. Management believes the possibility of incurring a loss greater than the amount accrued for the employment issues lawsuits is remote. Pursuant to the terms of the Merger, New Scripps will indemnify Comcast against losses related to these lawsuits.

Amounts accrued, less payments for settlements and attorneys fees, are included in accrued lawsuits and related settlements in the Consolidated Balance Sheets.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Consolidated results of continuing operations were as follows:


( in thousands, except per share data )                          Quarterly Period                            Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Operating revenues:
     Newspapers                                      $   163,703      5.0 %   $  155,913           $ 489,528      4.5 %   $  468,338
     Broadcast television                                 74,325      9.8 %       67,663             230,250      8.8 %      211,711
     Entertainment                                        27,455     29.8 %       21,155              77,274     12.0 %       68,964

     Total                                               265,483      8.5 %      244,731             797,052      6.4 %      749,013
     Divested operating units                                                                                                    294

Total operating revenues                             $   265,483      8.5 %   $  244,731           $ 797,052      6.4 %   $  749,307

Operating income:
     Newspapers                                      $    31,922     31.8 %   $   24,214           $  93,427      5.6 %   $   88,491
     Broadcast television                                 20,522     26.1 %       16,269              67,999     18.4 %       57,455
     Entertainment                                       (2,618)                 (2,741)             (6,429)                 (6,093)
     Corporate                                           (4,581)                 (3,888)            (13,435)                (12,783)

     Total                                                45,245     33.6 %       33,854             141,562     11.4 %      127,070
     Unusual items                                                                                   (4,000)
     Divested operating units                                                      (512)               (418)                 (1,941)

Total operating income                                    45,245     35.7 %       33,342             137,144      9.6 %      125,129
Interest expense                                         (2,713)                 (2,441)             (6,350)                 (8,623)
Miscellaneous, net                                           291                   1,427                 614                   2,603
Income taxes                                            (18,331)                (14,187)            (56,603)                (52,285)
Minority interest                                          (841)                   (784)             (2,326)                 (2,587)

Income from continuing operations                    $    23,651              $   17,357           $  72,479              $   64,237

Per share of common stock:
     Income from continuing operations                      $.29     31.8 %         $.22                $.90     12.5 %         $.80

     Unusual charge                                                                                      .03

     Adjusted income from continuing operations             $.29     31.8 %         $.22                $.93     16.3 %         $.80

( in thousands )                                                 Quarterly Period                            Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Other Financial and Statistical Data - excluding divested operating units and unusual items:

Total advertising revenues                           $   197,245      8.0 %   $  182,695           $ 595,351      7.4 %   $  554,421

Advertising revenues as a
     percentage of total revenues                         74.3 %                  74.7 %              74.7 %                  74.0 %

EBITDA:
     Newspapers                                      $    42,140     25.2 %   $   33,662           $ 122,119      5.3 %   $  116,009
     Broadcast television                                 26,374     15.2 %       22,888              87,470     14.0 %       76,710
     Entertainment                                       (1,670)                 (1,822)             (3,651)                 (3,868)
     Corporate                                           (4,343)                 (3,734)            (12,650)                (12,152)

     Total                                           $    62,501     22.6 %   $   50,994           $ 193,288      9.4 %   $  176,699

Effective income tax rate                                 42.8 %                  43.9 %              43.1 %                  43.9 %

Weighted average shares outstanding                       80,473      0.6 %       80,010              80,328      0.5 %       79,930

Total capital expenditures                           $     5,147    (48.4)%   $    9,976           $  41,921      2.8 %   $   40,792


Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is included in the discussion of segment results because:
   Changes in depreciation and amortization are often unrelated to current performance. Management believes the year-over-year change in EBITDA is a more useful measure of year-over-year performance than the change in operating income because, combined with information on capital spending plans, it is a more reliable indicator of results that may be expected in future periods. However, management's belief that EBITDA is a more useful measure of year-over-year performance is not shared by the accounting profession.
   Banks and other lenders use EBITDA to determine New Scripps'
    borrowing capacity.
   Financial analysts use EBITDA to value communications media companies.
   Acquisitions of communications media businesses are based on multiples of EBITDA.

EBITDA should not, however, be construed as an alternative measure of the amount of New Scripps' income or cash flows from operating activities as EBITDA excludes significant costs of doing business.

In the second quarter of 1996 New Scripps incurred an unusual charge of approximately $4,000,000, $2,600,000 after-tax, $.03 per share, for New Scripps' share of certain costs associated with restructuring portions of the distribution system of the Cincinnati joint operating agency.

New Scripps acquired the Vero Beach daily newspaper on May 9, 1996, sold its equity interest in The Television Food Network ("TV Food") in the second quarter of 1996, and sold its Watsonville, California, daily newspaper in the first quarter of 1995.

Year-to-date operating losses for the Home & Garden Television network ("HGTV") totaled $12,200,000, $7,500,000 after-tax, $.09 per share in 1996 and $10,500,000, $6,400,000 after-tax, $.08 per share in 1995. Operating losses for the quarterly periods were $5,300,000, $3,300,000 after-tax, $.04 per share in 1996 and
$3,900,000, $2,300,000 after-tax, $.03 per share in 1995.

Interest expense decreased in the year-to-date period as a result of reduced average borrowings. However, primarily because of the acquisition of the Vero Beach newspaper, total long-term debt increased $63,500,000 in 1996 to $144,000,000, which is $34,000,000 more than at the end of the third quarter in 1995.

Operating results, excluding TV Food and the Watsonville newspaper, are presented below and on the following pages. The results of the divested operating units are excluded from the segment operating results because management believes they are not relevant to understanding New Scripps' ongoing operations.

NEWSPAPERS - Operating results for the newspaper segment, excluding the Watsonville newspaper, were as follows:


( in thousands )                                                 Quarterly Period                            Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Operating revenues:
     Local                                           $    48,062      5.0 %   $   45,772           $ 146,264      3.5 %   $  141,270
     Classified                                           51,027      7.5 %       47,458             146,852      7.9 %      136,146
     National                                              4,646     25.6 %        3,700              13,643     13.6 %       12,014
     Preprint                                             15,382     (2.3)%       15,738              47,106     (1.0)%       47,576

     Newspaper advertising                               119,117      5.7 %      112,668             353,865      5.0 %      337,006
     Circulation                                          31,793      3.4 %       30,757              97,459      4.6 %       93,192
     Joint operating agency distributions                  9,966     (0.8)%       10,051              30,581     (3.6)%       31,732
     Other                                                 2,827     16.0 %        2,437               7,623     19.0 %        6,408

Total operating revenues                                 163,703      5.0 %      155,913             489,528      4.5 %      468,338

Operating expenses:
     Employee compensation and benefits                   56,676      3.4 %       54,830             167,320      1.9 %      164,177
     Newsprint and ink                                    29,402     (8.1)%       32,008              96,732      9.6 %       88,235
     Other                                                35,485      0.2 %       35,413             103,357      3.4 %       99,917
     Depreciation and amortization                        10,218      8.1 %        9,448              28,692      4.3 %       27,518

Total operating expenses                                 131,781      0.1 %      131,699             396,101      4.3 %      379,847

Operating income                                     $    31,922     31.8 %   $   24,214           $  93,427      5.6 %   $   88,491

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    42,140     25.2 %   $   33,662           $ 122,119      5.3 %   $  116,009

Percent of operating revenues:
    Operating income                                      19.5 %                  15.5 %              19.1 %                  18.9 %
    EBITDA                                                25.7 %                  21.6 %              24.9 %                  24.8 %

Capital expenditures                                 $     1,668    (64.4)%   $    4,686           $  19,573     33.2 %   $   14,696

Advertising inches:
     Local                                                 1,627      7.0 %        1,521               5,008      0.8 %        4,966
     Classified                                            1,804      7.8 %        1,674               5,099      4.5 %        4,881
     National                                                 96     17.1 %           82                 276     10.8 %          249

     Total full run ROP                                    3,527      7.6 %        3,277              10,383      2.8 %       10,096


Declining newsprint prices led to the 25% increase in EBITDA in the third quarter. The average price of newsprint in the third quarter of 1996 was approximately 11% less than in the third quarter of 1995.

Higher advertising rates were the primary cause of the increase in advertising revenues as volume decreased in many of New Scripps' newspaper markets in the third quarter. Approximately half of the year-over-year increase in advertising revenues and 80% of the increase in advertising inches is due to the May 9, 1996 acquisition of The Vero Beach newspaper.

BROADCAST TELEVISION - Operating results for the broadcast television segment were as follows:


( in thousands )                                                 Quarterly Period                             Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Operating revenues:
     Local                                           $    37,690     11.3 %   $   33,871           $ 116,013      7.2 %   $  108,199
     National                                             28,338     (3.9)%       29,485              94,194      3.4 %       91,090
     Political                                             3,982                     387               7,082                     758
     Other                                                 4,315     10.1 %        3,920              12,961     11.1 %       11,664

Total operating revenues                                  74,325      9.8 %       67,663             230,250      8.8 %      211,711

Operating expenses:
     Employee compensation and benefits                   24,512      8.2 %       22,663              72,685      9.0 %       66,666
     Program and copyright costs                          11,952      3.2 %       11,578              34,520     (0.7)%       34,760
     Other                                                11,487      9.0 %       10,534              35,575      6.0 %       33,575
     Depreciation and amortization                         5,852    (11.6)%        6,619              19,471      1.1 %       19,255

Total operating expenses                                  53,803      4.7 %       51,394             162,251      5.2 %      154,256

Operating income                                     $    20,522     26.1 %   $   16,269           $  67,999     18.4 %   $   57,455

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $    26,374     15.2 %   $   22,888           $  87,470     14.0 %   $   76,710

Percent of operating revenues:
    Operating income                                      27.6 %                  24.0 %              29.5 %                  27.1 %
    EBITDA                                                35.5 %                  33.8 %              38.0 %                  36.2 %

Capital expenditures                                 $     2,079    (55.9)%   $    4,717           $  19,661     30.7 %   $   15,042


The increase in employee costs is due primarily to New Scripps' expanded schedules of local news programs. Construction of new facilities at the Phoenix and Tampa stations resulted in the increase in 1996 year-to-date capital spending. Depreciation and amortization decreased in the third quarter of 1996 as certain intangible assets acquired in the 1991 purchase of the Baltimore station became fully amortized.

ENTERTAINMENT - Operating results for the entertainment segment, excluding TV Food, were as follows:


( in thousands )                                                 Quarterly Period                            Year-to-Date
                                                          1996     Change         1995                 1996    Change         1995

Operating revenues:
     Licensing                                       $    13,156     19.0 %   $   11,051           $  37,938     (1.7)%   $   38,609
     Newspaper feature distribution                        5,152      7.1 %        4,811              15,035     10.4 %       13,614
     Program production                                    3,222     54.2 %        2,089               7,597    (13.3)%        8,767
     Subscriber fees                                       1,769                     572               4,467                   1,406
     Advertising                                           3,803                   2,364              11,236                   5,704
     Other                                                   353     31.7 %          268               1,001     15.9 %          864

Total operating revenues                                  27,455     29.8 %       21,155              77,274     12.0 %       68,964

Operating expenses:
     Employee compensation and benefits                    5,594     15.6 %        4,838              16,826     18.0 %       14,254
     Artists' royalties                                    9,220     16.4 %        7,922              26,875      0.8 %       26,663
     Programming and production costs                      5,862     51.5 %        3,870              16,304     23.3 %       13,220
     Other                                                 8,449     33.1 %        6,347              20,920     11.9 %       18,695
     Depreciation and amortization                           948      3.2 %          919               2,778     24.9 %        2,225

Total operating expenses                                  30,073     25.8 %       23,896              83,703     11.5 %       75,057

Operating income (loss)                              $   (2,618)              $  (2,741)           $ (6,429)              $  (6,093)

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
      and amortization ("EBITDA")                    $   (1,670)              $  (1,822)           $ (3,651)              $  (3,868)

Capital expenditures                                 $     1,056              $      436           $   2,096              $    9,549


Licensing revenues in the third quarter benefited from the strength of "Peanuts" in Japan, offset somewhat by the reduced value of the yen, and from the growing popularity of "Dilbert" in the U.S.

Program production revenues are subject to substantial fluctuation due to the timing of completion and delivery of programs. Program production revenues decreased in the year-to-date period as fewer programs were completed and delivered by Scripps Howard Productions ("SHP") and Cinetel. Program production revenues for the full year of 1996 are expected to increase however, as SHP has commitments for four network prime-time programs to be delivered in 1996 compared to two in 1995.

Subscriber fees and advertising revenue increased due to the continued growth of HGTV.

Year-to-date operating losses for HGTV totaled $12,200,000 in 1996 and $10,500,000 in 1995. Operating losses for the quarterly periods were $5,300,000 in 1996 and $3,900,000 in 1995.

Programming and production costs increased due to higher programming costs associated with the growth of HGTV.

United Media distributes news columns, comics, and features, and licenses copyrights for "Peanuts", "Dilbert", and other character properties on a worldwide basis. Revenues from outside the U.S. represent less than 5% of New Scripps' total revenues. The Japanese market provides more than two-thirds of international revenues and approximately 45% of total licensing revenue. The impact of changes in the value of the U.S. dollar in foreign exchange markets does not have a significant effect on the recorded value of New Scripps' foreign-currency-denominated assets, which are primarily related to uncollected licensing royalties and represent less than 1% of total assets. New Scripps' foreign-currency-denominated liabilities are primarily related to payments due to creators of the properties. However, comparison of year-over-year licensing revenues can be significantly affected by changes in the exchange rate for the Japanese yen. Japanese licensing revenues in local currency increased 24% in the 1996 year-to-date period, however the change in the exchange rate caused such revenues to increase only 4% in dollar terms. The effect on licensing revenues of changes in the exchange rate for other foreign currencies is not significant.

From time-to-time New Scripps uses foreign currency forward and option contracts to hedge cash flow exposures denominated in Japanese yen. The purpose of the contracts is to reduce the risk of changes in the exchange rate on New Scripps' anticipated net licensing receipts (licensing royalties less amounts due creators of the properties and certain direct expenses) for the following year. The maturities of the contracts coincide with the quarterly payments of licensing royalties. New Scripps does not hold foreign currency contracts for trading purposes and does not hold leveraged contracts.

Information about New Scripps' foreign currency contracts, which require New Scripps to sell yen at a specified rate, at September 30, 1996 was as follows:

         Maturity    Contract   Exchange  US Dollar
           Date  Amount (in yen)  Rate    Equivalent

    11/15/96     143,835,000      95.89  1,500,000
     2/18/97     151,635,000     101.09  1,500,000
     5/15/97     150,345,000     100.23  1,500,000
     8/15/97     160,440,000     106.96  1,500,000

Capital expenditures in 1995 primarily relate to the launch of HGTV. The increase in depreciation and amortization is primarily due to the start-up of HGTV.


LIQUIDITY AND CAPITAL RESOURCES

New Scripps generates significant cash flow from operating activities, primarily from its newspaper and broadcast television operations. There are no significant legal or other restrictions on the transfer of funds among New Scripps' business segments. Cash flows provided by the operating activities of the newspaper and broadcast television segments in excess of the capital expenditures of those segments are used to invest in the entertainment segment and to fund corporate expenses. Management expects total cash flow from continuing operating activities in 1996 will exceed New Scripps' expected capital expenditures, debt repayments, and dividend payments.

Cash flow provided by continuing operating activities was $113,500,000 in 1996 compared to $57,800,000 in 1995. Cash flow provided by continuing operating activities in 1995 was reduced by a $45,000,000 payment to settle the audit of Scripps' 1985 through 1987 federal income tax returns.

Net debt (borrowings less cash equivalent and other short-term investments) totaled $144,300,000 at September 30, 1996 and was 10% of total capitalization. Management believes New Scripps' cash and cash equivalents and substantial borrowing capacity, taken together, provide adequate resources to fund the capital expenditures and future expansion of existing businesses and the development or acquisition of new businesses.